Form 10-K
period 1996-12-31
NATIONSBANK AUTO OWNER TRUST 1996-A
filed 1997-03-25
CIK 1021622

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                       Commission file number 333-03557-01

                       NationsBank Auto Owner Trust 1996-A
             (Exact name of registrant as specified in its charter)

United States of America                            56-6486468
---------------------------------            -----------------------
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)               Identification No.)

Transamerica Square, 401 N. Tryon Street, Charlotte, North Carolina   28255
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code          (704) 386-5000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. None.

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date. None.

Documents Incorporated by Reference.  None.

PART I

Item 1.   Business
          ---------
     Not applicable.

Item 2.   Properties
          ----------
     Not applicable.

Item 3.   Legal Proceedings
         -------------------
     There are no material pending legal proceedings with respect to NationsBank Auto Owner Trust 1996-A (the "Trust") involving the Trust, The Chase Manhattan Bank, as Indenture Trustee, and Bankers Trust (Delaware), as Owner Trustee (collectively, the "Trustees"), or NationsBank, N.A., as Servicer, other than ordinary or routine litigation incidental to the Trust assets or the Trustees' or the Servicer's duties under the applicable Sales and Servicing Agreement.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
     None.

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          ------------------------------------------------------------------
          Matters
          -------
     (a) Market Information. There is no established public trading market for the Notes or the Certificates.

     (b) Holders. Since each of the Notes and Certificates was issued in book entry form only, there is only one holder of record of each Series of Notes and Certificates. See Item 12 below.

     (c)  Dividends.  Not applicable.

Item 6.   Selected Financial Data
          -----------------------
          Not applicable.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
                                Results of Operations
                               ----------------------
          Not applicable.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------
          Not applicable.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
                               Financial Disclosure
                               --------------------
          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
          Not applicable.

Item 11.  Executive Compensation
          ----------------------
          Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
     The Notes are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). An investor holding an interest in the Trust is not entitled to receive a note representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
                            Cede & Co.
                            c/o The Depository Trust Company
                            Attention:  Proxy Department
                            Seven Hanover Square
                            New York, New York  10004

     The Certificates are represented by Bankers Trust, who is the sole holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks and other participants. Such participants may hold Certificates for their own accounts or for the accounts of their customers. The address of Bankers Trust is:
                            Bankers Trust
                            Four Albany Street
                            9th Floor
                            New York, New York 10006
                            Attention:  Corporate Trust and Agency Group

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
     There has not been, and there is not currently proposed, any transaction or series of transactions, to which either the Trust or NationsBank, N.A., as Servicer, is a party with any Noteholder or Certificateholder or any member of the immediate family of any such Noteholder or Certificateholder who, to the knowledge of the Servicer, owns of record or beneficially more than five percent of the Notes or Certificates

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          -----------------------------------------------------------------
     (a)  1. Not applicable.
          2. Not applicable.
          3. Exhibits:
             99  Annual Statement as to Compliance.

     (b)  Reports on Form 8-K.
          NationsBank Auto Owner Trust 1996-A filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1996, including the Servicer's Certificate for each due period provided to The Chase Manhattan Bank, as Indenture Trustee, and Bankers Trust (Delaware), as Owner Trustee.
                           Date of Reports on Form 8-K
                                 August 15, 1996
                               September 16, 1996
                                October 15, 1996
                                November 15, 1996
                                December 16, 1996
     (c) The exhibits filed as part of this report are listed in the Index to Exhibits on page 5.

     (d)  Not applicable.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            NationsBank Auto Owner Trust 1996-A

                            By: /s/ Leslie J. Fitzpatrick
                                -------------------------
                                    Leslie J. Fitzpatrick
                                    Senior Vice President
                                        NationsBank, N.A.
                                (Duly Authorized Officer)

                                  Date:  March 25, 1997