Form 10-K
period 1997-12-31
NATIONSBANK AUTO OWNER TRUST 1996-A
filed 1998-03-30
CIK 1021622

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                       Commission file number 333-03557-03
                                              ------------

                       NationsBank Auto Owner Trust 1996-A
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

United States of America                     56-6486468
------------------------                     ----------
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)            Identification No.)

TransAmerica Square, 401 N. Tryon Street, Charlotte, North Carolina      28255
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code            (704) 386-5000

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

PART I
------

Item 1.   Business
          --------
          Not applicable.

Item 2.   Properties
          ----------
          Not applicable.

Item 3.   Legal Proceedings
          -----------------
          There are no material pending legal proceedings with respect to NationsBank Auto Owner Trust 1996-A (the "Trust") involving the Trust, The Chase Manhattan Bank, as Indenture Trustee, and Bankers Trust (Delaware), as Owner Trustee (collectively, the "Trustees"), or NationsBank, N.A., as Servicer, other than ordinary routine litigation incidental to the Trust assets or the Trustees' or the Servicer's duties under the applicable Sales and Servicing Agreement.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None.

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          -----------------------------------------------------------------
          Matters
          -------
         (a) Market Information. There is no established public trading market for the Notes or the Certificates.

         (b) Holders. Since each of the Notes and Certificates was issued in book entry form only, there is only one holder of record of each Series of Notes and Certificates. See Item 12 below.

         (c)  Dividends.  Not applicable.

Item 6.   Selected Financial Data
          -----------------------
              Not applicable.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------
              Not applicable.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------
              Not applicable.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------
              None.

PART III
--------

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

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
          There has not been, and there is not currently proposed, any transaction or series of transactions, to which either the Trust or NationsBank, N.A., as Servicer, is a party with any Noteholder or Certificateholder or any member of the immediate family of any such Noteholder or Certificateholder who, to the knowledge of the Servicer, owns of record or beneficially more than five percent of the Notes or Certificates.

PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------
          (a)  1. Not applicable.
               2. Not applicable.
               3. Exhibits:
               99.1  Annual Statement as to Compliance
               99.2  Report of Independent Accountants

         (b)  Reports on Form 8-K.

              NationsBank Auto Owner Trust 1996-A filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1997, including the Servicer's Certificate for each due period provided to The Chase Manhattan Bank, as Indenture Trustee, and Bankers Trust (Delaware), as Owner Trustee.

                           Date of Reports on Form 8-K
                           ---------------------------
                                January 15, 1997
                                February 18, 1997
                                 March 17, 1997
                                 April 15, 1997
                                  May 15, 1997
                                  June 16, 1997
                                  July 15, 1997
                                 August 15, 1997
                               September 15, 1997
                                October 15, 1997
                                November 17, 1997
                                December 15, 1997

         (c) The exhibits filed as part of this report are listed in the Index to Exhibits on page 6.

         (d)  Not applicable.

                                  SIGNATURE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NationsBank Auto Owner Trust 1996-A

                                 By: \s\ Leslie J. Fitzpatrick
                                     -------------------------
                                 Leslie J. Fitzpatrick
                                 Senior Vice President
                                 NationsBank, N.A.
                                 (Duly Authorized Officer)


                                 Date: March  20, 1998