Form 10-K
period 1999-12-31
NATIONSBANK AUTO OWNER TRUST 1996-A
filed 2000-03-30
CIK 1021622

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

Interstate Tower, 121 West Trade Street, 14th Floor, Charlotte, North Carolina
--------------------------------------------------------------------------------
28255-0001
----------
(Address  of  principal  executive  offices)
(Zip  Code)

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
             ----------
             Not  applicable.

Item  3.     Legal  Proceedings
             ------------------
             There are no material pending legal proceedings with respect to NationsBank Auto Owner Trust 1996-A (the "Trust") involving the Trust, The Chase Manhattan Bank, as Indenture Trustee, and Bankers Trust (Delaware), as Owner Trustee (collectively, the "Trustees"), or Bank of America, N.A as Servicer, other than ordinary routine litigation incidental to the Trust assets or the Trustees' or the Servicer's duties under the applicable Sales and Servicing Agreement.

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

            (c)    Dividends.  Not  applicable.

Item  6.     Selected  Financial  Data
             -------------------------
                   Not  applicable.

Item  7.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of  Operations
             -----------------------
                   Not  applicable.

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

           The Certificates are issued in definitive form. Bankers Trust, is the sole holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks, and other participants. Such participants may hold Certificates for their own accounts or for the accounts of their customers. The address of Bankers Trust is:
                           Bankers  Trust
                           Four  Albany  Street
                           9th  Floor
                           New  York,  New  York  10006
                           Attention:  Corporate  Trust  and  Agency  Group

Item  13.  Certain  Relationships  and  Related  Transactions
           --------------------------------------------------

           There has not been, and there is not currently proposed, any transaction or series of transactions, to which either the Trust or Bank of America, N.A., as Servicer, is a party with any Noteholder or Certificateholder or any member of the immediate family of any such Noteholder or Certificateholder who, to the knowledge of the Servicer, owns of record or beneficially more than five percent of the Notes or Certificates.

PART  IV
--------

Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K
           ---------------------------------------------------------------------

           (a)     1.     Not  applicable.
                   2.     Not  applicable.
                   3.     Exhibits:
                          99.1  Annual  Statement  as  to  Compliance
                          99.2  Report  of  Independent  Accountants

           (b)     Reports  on  Form  8-K.

                   NationsBank Auto Owner Trust 1996-A filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1999, including the Servicer's Certificate for each due period provided to The Chase Manhattan Bank, as Indenture Trustee, and Bankers Trust (Delaware), as Owner Trustee.

                           Date of Reports on Form 8-K
                           ---------------------------
                                January 15, 1999
                                February 15, 1999
                                 March 15, 1999
                                 April 15, 1999
                                  May 17, 1999
                                  June 15, 1999
                                  July 15, 1999
                                 August 16, 1999
                               September 15, 1999
                                October 15, 1999
                                November 15, 1999
                                December 15, 1999

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


                    NationsBank  Auto  Owner  Trust  1996-A

                    By:  /s/  Jill  Stewart
                         -------------------
                              Jill  Stewart
                              Senior  Vice  President
                              NationsBank,  N.A.
                              (Duly  Authorized  Officer)


                              Date:  March  30,  2000